Form 10QSB
period 2007-02-28
GCA II ACQUISITION CORP
filed 2007-04-12
CIK 1379394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52432

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of April 12, 2007.

Transitional Small Business Disclosure Format (Check one):   YES ☐  NO ☒

GCA II ACQUISITION CORP.

- INDEX -

Page
PART I - FINANCIAL INFORMATION :

Item 1. Financial Statements:	1

Balance Sheet - February 28, 2007 (unaudited)	F-1

Statements of Operations (unaudited) for the three months ending February 28, 2007, and for the cumulative period during the development stage from August 14, 2006 (inception) to February 28, 2007	F-2

Statement of Cash Flows (unaudited) from August 14, 2006 (inception) to February 28, 2007	F-3

Notes to Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	2

Item 3. Controls and Procedures	3

PART II - OTHER INFORMATION :

Item 1. Legal Proceedings	4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3. Defaults Upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits	4

Signatures	5

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

The results for the period ended February 28, 2007 are not necessarily indicative of the results of operations for the full year.

GCA II ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEET
February 28, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,056
Total assets	$2,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,850
Notes payable to a stockholder, including accrued interest of $174	10,674
Advance from related party	1,195
Total current liabilities	13,719

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
5,000,000 issued and outstanding	500
Deficit accumulated during the development stage	(12,163)

Total stockholders' deficit	(11,663)

Total liabilities and stockholders' deficit	$2,056

See accompanying notes to unaudited financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the three month	From August 14, 2006
	period ending	(Inception)
	February 28, 2007	to February 28, 2007
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$1,085	$11,989

Other expense:
Interest expense-related party	111	174

Net loss	$(1,196)	$(12,163)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common	5,000,000	5,000,000
shares outstanding

See accompanying notes to unaudited financial statements
F-2

GCA II ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

From August 14, 2006
(Inception)
to February 28, 2007
(Unaudited)
Cash flows from operating activities:
Net loss	$(12,163)

Adjustments to reconcile net loss to net cash provided by
operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	174
Increase in accounts payable and accrued expenses	1,850

Net cash used in operating activities	(10,139)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	10,500
Proceeds from advance from stockholder	1,195
Proceeds from issuance of shares of common stock	500

Net cash provided by financing activities	12,195

Net increase in cash	2,056

Cash, beginning of period (August 14, 2006)	-

Cash, end of period	$2,056

See accompanying notes to unaudited financial statements
F-3

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern

Organization and Description of Business

GCA II Acquisition Corp. (the “Company”), a development stage company as defined in Financial Accounting Standards Board Statement No. 7, was formed in Delaware on August 14, 2006. The Company’s fiscal year end is May 31.

The Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934. This registration statement became effective March 31, 2007.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the period from Inception (August 14, 2006) to February 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2007.

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern - Continued

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

We have not generated revenue since our inception on August 14, 2006 and incurred net losses of $12,163 from inception through February 28, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the period ended August 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Note 2 - Summary of Significant Accounting Policies

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at February 28, 2007.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at February 28, 2007 consisted exclusively of accrued professional fees.

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

A related party, affiliated with the Company through common ownership, has paid certain operating expenses on behalf of the Company. The advance bears no interest and is payable on demand. The advance amounted to $1,195 at February 28, 2007.

During September, October, and December 2006, the Company issued notes payable aggregating $10,500 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The interest expense related to these notes accrued to approximately $174 at February 28, 2007.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

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

Note 3 - Stockholders’ Deficit

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. On August 14, 2006, the Company issued 5,000,000 shares of its common stock pursuant to a private placement offering at par value for a total of $500.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

Note 3 - Stockholders’ Deficit - Continued

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination with an operating business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and we may, as a result, acquire any type of business.

We do not currently engage in any business activities that provide revenue or other cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond will be paid with funds in our treasury and/or those obtained through borrowings from our stockholders, management or other investors.

During the next 12 months, we anticipate incurring costs related to:

(i) filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly-traded corporation. Such perceived benefits of becoming a publicly-traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Plan of Operation

The Company has not realized any revenues from operations since August 14, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. It is not anticipated at present that it will experience any change in its current number of employees until such time as it may consummate a business combination.

Interim Period Ended February 28, 2007

Operational Expenses

Total operating expenses for the interim period ended February 28, 2007 were $1,085. These expenses constituted professional and related fees.

The Company incurred a net loss of $1,196 for the quarter ended February 28, 2007 and $12,163 for the period from August 14, 2006 (inception) to February 28, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment. At February 28, 2007, the Company had cash of $2,056 and working capital of $(11,663).

At February 28, 2007, the Company had assets consisting of $2,056 in cash.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, only recently begun. No revenue has been generated by the Company from August 14, 2006 (inception) to February 28, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange Act. For this period, such expenses amounted to $11,989. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $174.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended February 28, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended February 28, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 30, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 12, 2007	GCA II ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President