Form 10QSB
period 2007-08-31
GCA II ACQUISITION CORP
filed 2007-10-15
CIK 1379394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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
Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of October 12, 2007.

Transitional Small Business Disclosure Format (Check one):   YES ☐  NO ☒

GCA II ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-QSB
FOR FISCAL QUARTER ENDED AUGUST 31, 2007

- Table of Contents -

		Page
PART I - FINANCIAL INFORMATION :

Item 1.	Financial Statements:	1

	Balance Sheet - August 31, 2007 (unaudited)	F-1

Statement of Operations (unaudited) for the three months ending August 31, 2007, for the period from August 14, 2006 (inception) to August 31, 2006, and for the cumulative period during the development stage from August 14, 2006 (inception) to August 31, 2007
		F-2

Statement of Cash Flows (unaudited) for the three months ending August 31, 2007, for the period from August 14, 2006 (inception) to August 31, 2006, and for the cumulative period during the development stage from August 14, 2006 (inception) to August 31, 2007
		F-3

	Notes to Financial Statements	F-4

Item 2.	Management's Discussion and Analysis or Plan of Operation	2

Item 3.	Controls and Procedures	3

PART II - OTHER INFORMATION :		4

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

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

The results for the period ended August 31, 2007 are not necessarily indicative of the results of operations for the full year.

GCA II ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEET
August 31, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$6,946
Total assets	$6,946

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$8,308
Notes payable to a stockholder, including accrued interest of $545	24,645
Total current liabilities	32,953

Stockholders' deficit:
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding	500
Deficit accumulated during the development stage	(26,507)

Total stockholders' deficit	(26,007)

Total liabilities and stockholders' deficit	$6,946

See accompanying notes to unaudited financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the three month	From August 14, 2006	From August 14, 2006
	period ending	(Inception)	(Inception)
	August 31, 2007	to August 31, 2006	to August 31, 2007
	(Unaudited)	(Audited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$1,958	$7,962	$25,962

Other expense:
Interest expense-related party	228	-	545

Net loss	$(2,186)	$(7,962)	$(26,507)

Basic and diluted earnings per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000	5,000,000

See accompanying notes to unaudited financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the three month	From August 14, 2006	From August 14, 2006
	period ending	(Inception)	(Inception)
	August 31, 2007	to August 31, 2006	to August 31, 2007
	(Unaudited)	(Audited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,186)	$(7,962)	$(26,507)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	228	-	545
Increase in accounts payable and accrued expenses	(1,542)	7,962	8,308

Net cash used in operating activities	(3,500)	-	(17,654)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	9,100	-	24,100
Proceeds from issuance of shares of common stock	-	500	500

Net cash provided by financing activities	9,100	500	24,600

Net increase in cash	5,600	500	6,946

Cash, beginning of period	1,346	-	-

Cash, end of period	$6,946	$500	$6,946

Supplemental information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2008.

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
August 31, 2007
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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $2,186 for the three month period ended August 31, 2007. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the period ended May 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations.The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at August 31, 2007.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at August 31, 2007 consisted primarily of accrued professional fees.

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

During September, October, and December 2006 and April, July, and August 2007, the Company issued notes payable aggregating $24,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $545 at August 31, 2007.

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

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

Quarter Ended August 31, 2007

Operational Expenses

Total operating expenses for the quarter ended August 31, 2007 were $1,958. These expenses constituted professional and related fees.

The Company incurred a net loss of $2,186 for the quarter ended August 31, 2007 and $26,507 for the period from August 14, 2006 (inception) to August 31, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment. At August 31, 2007, the Company had cash of $6,946 and a working capital deficit of $(26,007).

At August 31, 2007, the Company had assets consisting of $6,946 in cash.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, only recently begun. No revenue has been generated by the Company from August 14, 2006 (inception) to August 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange Act. For this period, such expenses amounted to $25,962. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $545.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007.

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

Dated: October 15, 2007	GCA II ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President