Form 10QSB
period 2007-11-30
GCA II ACQUISITION CORP
filed 2008-01-14
CIK 1379394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of January 11, 2008.

Transitional Small Business Disclosure Format (Check one):   YES ☐  NO ☒

GCA II ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-QSB
FOR FISCAL QUARTER ENDED NOVEMBER 30, 2007

- Table of Contents -
Page
PART I - FINANCIAL INFORMATION :

Item 1. Financial Statements:	1

Balance Sheet - November 30, 2007 (unaudited)	F-1

Statements of Operations (unaudited) for the six month period ended November 30, 2007, the period from August 14, 2006 (inception) to November 30, 2006, the three month period ended November 30, 2007, the three month period ended November 30, 2006, and for the cumulative period during the development stage from August 14, 2006 (inception) to November 30, 2007
F-2

Statements of Cash Flows (unaudited) for the six month period ended November 30, 2007, the period from August 14, 2006 (inception) to November 30, 2006, and for the cumulative period during the development stage from August 14, 2006 (inception) to November 30, 2007
F-3

Notes to Financial Statements (Unaudited)	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	2

Item 3. Controls and Procedures	3

PART II - OTHER INFORMATION :

Item 1. Legal Proceedings	4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3. Defaults Upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits	4

Signatures	5

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

The results for the period ended November 30, 2007 are not necessarily indicative of the results of operations for the full year.

GCA II ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEET
November 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,464
Total assets	$5,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,850
Notes payable to a stockholder, including accrued interest of $850	32,950
Advance from stockholder	419
Total current liabilities	35,219

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized,none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding	500
Deficit accumulated during the development stage	(30,255)

Total stockholders' deficit	(29,755)

Total liabilities and stockholders' deficit	$5,464

See accompanying notes to unaudited financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the six month period ending November 30, 2007	For the period from August 14, 2006 (Inception) to November 30, 2006	For the three month period ending November 30, 2007	For the three month period ending November 30, 2006	For the period from August 14, 2006 (Inception) to November 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$5,401	$10,904	$3,443	$2,942	$29,405

Other expense:
Interest expense-related party	533	63	305	63	850

Net loss	$(5,934)	$(10,967)	$(3,748)	$(3,005)	$(30,255)

Basic and diluted earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to unaudited financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the six month period ended November 30, 20007	For the period from August 14, 2006 (Inception) to November 30, 2006	For the period from August 14, 2006 (Inception) to November 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,934)	$(10,967)	$(30,255)

Adjustments to reconcile net loss to net cash provided by
operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	533	63	850
Decrease (Increase) in accounts payable and accrued expenses	(8,000)	1,850	1,850

Net cash used in operating activities	(13,401)	(9,054)	(27,555)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	17,100	8,000	32,100
Proceeds from advance from stockholder	419	861	419
Proceeds from issuance of shares of common stock	-	500	500

Net cash provided by financing activities	17,519	9,361	33,019

Net increase in cash	4,118	307	5,464

Cash, beginning of period	1,346	-	-

Cash, end of period	$5,464	$307	$5,464

See accompanying notes to unaudited financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the six month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2008.

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
November 30, 2007
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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $5,934 for the six month period ended November 30, 2007. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the period ended May 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

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
November 30, 2007
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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at November 30, 2007.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at November 30, 2007 consisted primarily of accrued professional fees.

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

A related party, affiliated to the Company by common ownership of one its major shareholders, has paid certain operating expenses on behalf of the Company. The advance bears no interest and is payable on demand. The advance amounted to $419 at November 30, 2007.

During September, October, and December 2006 and April, July, August, and November 2007, the Company issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $850 at November 30, 2007.

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

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

However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

•	Recognized financial assets and financial liabilities except:

•	An investment in a subsidiary that the entity is required to consolidate;

•	An interest in a variable interest entity that the entity is required to consolidate;

•
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

•
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.);

•	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions;

•
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

•	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

•	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and

•	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies- Continued

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies- Continued

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Quarter Ended November 30, 2007

Operational Expenses

Total operating expenses for the quarter ended November 30, 2007 were $3,443. These expenses constituted professional and related fees.

The Company incurred a net loss of $3,748 for the quarter ended November 30, 2007 and $30,225 for the period from August 14, 2006 (inception) to November 30, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment. At November 30, 2007, the Company had cash of $5,464 and a working capital deficit of $(29,755).

At November 30, 2007, the Company had assets consisting of $5,464 in cash.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, only recently begun. No revenue has been generated by the Company from August 14, 2006 (inception) to November 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange Act. For this period, such expenses amounted to $29,405. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $850.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2007.

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

Dated: January 14, 2008	GCA II ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President