Form 10-K
period 2008-05-31
GCA II ACQUISITION CORP
filed 2008-08-29
CIK 1379394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008
OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

Commission file number: 000-52432

GCA II ACQUISITION CORP.
(Exact name of Registrant as specified in its charter)

Delaware	14-1973533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

115 East 57th Street, Suite 1006 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(646) 486-9770
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐     No   ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes   ☐     No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☒     No   ☐

At August 28, 2008, the Registrant’s common equity was not listed or traded on any exchange or quotation system and there was not any other public trading market for such securities or any other securities of the registrant.

At August 28, 2008, the Registrant had outstanding 5,000,000 shares of common stock of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-K
For the Fiscal Year Ended May 31, 2008

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this annual report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of GCA II Acquisition Corp. (“we”, “us”, “our” or the “Registrant” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

We were incorporated in the State of Delaware on August 14, 2006. Since inception, we have been engaged in organizational efforts, obtaining initial financing, and efforts to identify and consummate a possible business combination. Until we are able to acquire or merge with an existing operating company, our sole business purpose is to accomplish this objective. Although we have entered into a definitive Agreement and Plan of Merger as of August 18, 2008 (the “Merger Agreement”) with a target operating company, and have no reason to believe that this transaction (the “Pending Merger”) will not be consummated at some future date, transactions of this type generally are, and this one is, complicated and subject to many conditions that may or may not be satisfied, and there can be no assurance, as a result, that it will be completed. If the transaction is completed, it is unlikely to occur for an indeterminable number of months from the date of this annual report. A copy of the Merger Agreement is annexed as Exhibit 10.1 to the current report on Form 8-K filed by us on August 21, 2008. Certain details regarding the Pending Merger are set forth in the current report on Form 8-K filed by us on August 21, 2008

We selected May 31 as our fiscal year end. We maintain our principal executive offices at 115 East 57th Street, Suite 1006, New York, NY 10022.

Our Business

Based on our proposed business activities, we are what is known as a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines “blank check” companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Our management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate short-term earnings. Given the Pending Merger, we have curtailed for the time being our efforts in seeking out alternative target companies with which to combine. However, to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we will not restrict our potential candidate target companies to any specific business, industry or geographical location and may, as a result, acquire any type of business.

To date, the analysis of new business opportunities has been undertaken by or under the supervision of Michael M. Membrado, our sole officer and director. Until such time as we entered into the Merger Agreement, we had had unrestricted flexibility in seeking, analyzing and participating in potential business opportunities, and, in the event that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we expect to enjoy the same unrestricted flexibility. In our efforts to analyze potential acquisition targets, we had considered, and will continue to consider to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, the following kinds of factors:

(a)   Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)   Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)   Strength and diversity of management, either in place or scheduled for recruitment;

(d)   Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)   The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(f)   The extent to which the business opportunity can be advanced;

(g)   The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)   Other relevant factors.

In applying the foregoing criteria, no one of which is controlling, our management has and will continue, to the extent the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, to attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, if the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we may not discover or adequately evaluate adverse facts about the target company with which we pursue a combination.

Form of Business Combination

To the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, the manner in which we may participate in any given opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the negotiating strength we have relative to the other parties involved.

To the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, it is likely that we will participate in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that, in certain circumstances, one of the primary factors for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) is whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, which is likely but by no means assured, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Depending upon the relative negotiating strength of the parties, prior stockholders may, in fact, retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction, including the Pending Merger. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by our stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by our stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of our outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. As is the case with the Pending Merger, management is likely to seek to structure any such transaction so as not to require stockholder approval, an objective often accomplished through the establishment and use of a special-purpose acquisition subsidiary.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to pursue or otherwise participate in a specific business opportunity, the costs then previously incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, including the Pending Merger, the failure to consummate that transaction may result in our loss of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees unless and until we consummate a business combination.

The Pending Merger

On August 18, 2008, we entered into the Merger Agreement with each of Securlinx Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of the Company that was incorporated on July 29, 2008 (the “Company Subsidiary”), Securlinx Holding Corp. (“Securlinx”), and Barry L. Hodge, the President and Chief Executive Officer of Securlinx (“Mr. Hodge”). Securlinx is a Morgantown, West Virginia based private development-stage operating company with certain exclusive rights to various biometric related proprietary technologies; Mr. Hodge is the founder, President and Chief Executive Officer. Securlinx is focused on becoming the leading technical and tactical facilitator of biometrics identification and access control systems that serve domestic and international law enforcement, government, and commercial interests. It’s products are middleware interface components and related data storage software used in association with all types of biometric identification, secure access control, surveillance, and document control systems that enable users to deploy any combination of facial recognition, fingerprint and other biometric applications in a single networked solution and that further enable the sharing and consolidation of secure biometric databases and associated data from other sources. The market segments served by these middleware and related systems include physical access control and related authentication, surveillance/monitoring, and computer/data security.

Upon the terms and subject to the conditions set forth in the Merger Agreement, upon consummation of the Pending Merger, the Company Subsidiary will be merged with and into Securlinx and the separate corporate existence of the Company Subsidiary will cease with Securlinx continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. The consideration to be paid by the Company in connection with the Merger shall be the issuance by the Company of (A) a number of common shares such that, collectively, the total number of shares of common stock outstanding immediately following consummation of the Merger would equal five percent (5%) of the sum of (i) the number of shares of the Company then outstanding, plus (ii) the number of shares of Securlinx common stock then outstanding on a fully-diluted basis, and (B) such other (non common stock) securities of Securlinx as shall be effectively equivalent in terms of rights, preferences and privileges as those outstanding as of the consummation of the Merger (collectively, the “Merger Securities”). To the extent, therefore, that the Merger is consummated, a change of control of the Company shall have occurred.

Among other conditions, consummation of the Merger is subject to (i) Securlinx shareholder approval based on a recommendation by the Securlinx board of directors to its stockholders to vote in favor of the transaction following preparation and delivery of an appropriate proxy statement, and (ii) no more than 20% of Securlinx dissenting shareholders exercising their rights of appraisal.

In accordance with its terms, the Merger Agreement may only be terminated by Securlinx if (i) Securlinx’s stockholders shall have failed to duly approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by Securlinx with certain of its obligations, or (ii) we breach any representation, warranty, covenant or agreement on our part contained in the Merger Agreement which breach is not curable by us through our best efforts and for so long as we continues to exercise such best efforts.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement itself.

ITEM 1A. RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Associated with Our Business and the Pending Merger

There is uncertainty as to our ability to continue as a going concern.

Our financial statements for the period ended May 31, 2008, which are included in Item 8 of this annual report on Form 10-K, as well as the accompanying report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net losses and cash used in operations. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from shareholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms, for which there is no existing commitment and for which there can be no assurance.

Our business will have no revenues unless and until we merge with or acquire an operating business.

Since August 14, 2006 (inception), and as of May 31, 2008, we had incurred a net loss of $49,034. Because we do not anticipate having any revenues until such time as we consummate a business combination with an operating company that has or eventually develops revenues, and will likely have to finance operating expenses until such time as we may be able to consummate such a transaction through proceeds obtained from shareholder loans or sales of equity, we are likely to incur a net operating loss that will increase continuously until we are able to consummate such a transaction. There can be no assurance, however, that we will be able to consummate the Pending Merger or, alternatively, to identify a suitable enterprise in this regard and consummate a business combination, either eventually or at all.

Our business is difficult to evaluate because we have no operating history.

Because we are a development-stage company with no operating history or revenue and only minimal assets, meaningfully evaluating our prospects is uniquely challenging. Until such time that we are able to identify and consummate a business combination with an operating company, if at all, and potentially even thereafter to the extent that we combine with another development-stage entity, prospective investors will not have the benefit of being able to assess future operating performance on the basis of historical operating performance.

It should not be assumed that the Pending Merger will be consummated.

Among other conditions, consummation of the Merger is subject to (i) Securlinx shareholder approval based on a recommendation by the Securlinx board of directors to its shareholders to vote in favor of the transaction following preparation and delivery of an appropriate proxy statement, (ii) no more than 20% of Securlinx dissenting shareholders exercising their rights of appraisal. Further, in accordance with its terms, the Merger Agreement may only be terminated by Securlinx if (i) Securlinx’s stockholders shall have failed to duly approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by Securlinx with certain of its obligations, or (ii) we breach any representation, warranty, covenant or agreement on our part contained in the Merger Agreement which breach is not curable by us through our best efforts and for so long as we continues to exercise such best efforts. There can be no assurance that all of the conditions to closing will be satisfied or that events will occur that will give rise to a justified termination of the Merger Agreement on the part of Securlinx prior to closing. In the event that some or all of the conditions to closing are not satisfied, or that events occur that give rise to a justified termination of the Merger Agreement on the part of Securlinx prior to closing, the Pending Merger may not be consummated.

If the Pending Merger is consummated, we may still be a development stage company, and, in any event, we will be an early-stage technology company.

Although Securlinx has operations and has had revenues in the past, it is effectively a development-stage company insofar as (i) it is devoting substantially all of its efforts to establishing a new business and (ii) its planned principal operations have not yet commenced. To the extent that the Pending Merger is consummated, it is likely to occur at a point at which Securlinx’s status as a development-stage company shall not have changed. As such, we would likely, following consummation of the merger, remain a development stage company and be subject to all the attendant risks and uncertainties associated with development-stage companies, including a lack of operating history upon which to meaningfully evaluate our prospects. In any event, even if Securlinx were not a development stage company as of the point in time at which the Pending Merger is consummated, if at all, Securlinx would, as of such time, necessarily be an early-stage technology company and, as such, be subject to all the attendant risks and uncertainties associated with early-stage technology companies, including without limitation:

▪	Failures in system performance and reliability;
▪	Inability to scale technology;
▪	Unanticipated costs in getting systems commercialized;
▪	Unanticipated costs in establishing potential markets;
▪	High costs of ongoing research and development;
▪	System obsolescence;
▪	Business model non-feasibility;
▪	Inability to establish potential markets;
▪	Inability to adequately protect intellectual property;
▪	Infringement on the intellectual property rights of others;
▪	Intense market competition from other technologies;
▪	Competition for employee talent; and
▪	Inability to manage rapid growth.

If the Pending Merger is consummated, we will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

At May 31, 2008, we had $1,046 of cash and cash equivalents. If the Pending Merger is consummated, we will likely need to raise substantial additional capital in fiscal years 2009 and beyond through equity and debt financing for continued technology research, development and commercialization, for any specific projects that we determine to develop, to support possible additional expansion of our existing operations, and for our general and administrative expenses from operations. We may also need to raise funds in order to respond to competitive pressures or acquire complementary energy related products, services, businesses and/or technologies. We cannot assure you that any such financing will be available to us in the future on acceptable terms or at all. If the Pending Merger is consummated, and if we cannot raise required funds on acceptable terms, we may not be able to, among other things:

▪	insure the integrity of, and/or continue to develop, our technology;
▪	commercially exploit our technology;
▪	pursue existing or new plant development projects;
▪	maintain our general and administrative expenses at required levels, including the hiring and training of personnel;
▪	develop and expand our operations and business infrastructure; or
▪	respond to competitive pressures or unanticipated capital requirements.

If the Pending Merger is consummated, our business model and strategies may have to change from time to time in the pursuit of profitability.

If the Pending Merger is consummated, we will still be a company in an early stage of development. Despite the fact that our proposed business strategies in such event will incorporate our senior management’s then-current best analysis of potential markets, opportunities and difficulties that face us, no assurance can be given that the underlying assumptions upon which they base their decisions will accurately reflect current trends in our industry or our prospective customers’ reaction to our products and services or that such products or services will be embraced, or even accepted, by the market. Our business model and strategies may and likely will change substantially from time to time as our senior management reassesses its opportunities from time to time and reallocates its resources, and any such model and/or strategies may be changed or abandoned at any point in the process. If the Pending Merger is consummated and we are unable to develop or implement any such model or strategies through our projects and our technology, we may never achieve profitability. And even if we do achieve profitability, we can predict neither its sustainability nor its level.

Our management has certain inherent conflicts of interest that may cause it to act adversely to the interests of our shareholders.

Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, is currently involved with other blank check companies that share an interest in identifying and pursuing possible business combinations with private operating companies. Although Mr. Membrado will at all times be bound by his fiduciary duties to shareholders and avoid situations on behalf of the Company wherein the same business opportunity is being pursued by the Company and any other blank check companies with which Mr. Membrado is affiliated, there can be no assurance that the existing and inherent conflict of interest created by Mr. Membrado’s positions in relation to the Company, on the one hand, and each of the other blank check companies with which he is involved, on the other, will not otherwise result in a loss of economic opportunity to our shareholders.

Conflicts of interest may arise in connection with Mr. Membrado’s role as legal counsel to the Company.

M.M. Membrado, PLLC, a corporate and securities law firm and an affiliate of Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the record holder of 50% of our outstanding Common Stock, is currently acting as our legal counsel and has been doing so since inception. Because of a significant increase in the legal services needs of the Company at this point in time given the Pending Merger, however, and as of August 18, 2008, the Company will be paying M.M. Membrado, PLLC for such services pursuant to a formal engagement, which, prior to August 18, 2008, had not been the case. Certain economic and other conflicts of interest are now inherent in Mr. Membrado’s concurrent roles as principal in M.M. Membrado, on the one hand, and President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole Director of the Company, on the other, which conflicts include but may not be limited to the following:

▪
despite Mr. Membrado’s existing role as advocate and fiduciary of the Company through his role as legal counsel, it is in Mr. Membrado’s personal best economic interests to cause us to become obligated to, and to actually, pay to his firm as much as possible in the form of cash fees and/or other compensation;

▪
the services of M.M. Membrado, PLLC, as legal counsel, and Mr. Membrado’s roles as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer of the Company may, of practical necessity, overlap to some degree, thereby resulting in a lack of precise clarity as to whether Mr. Membrado is acting at any given time in his capacity as legal counsel, for which his firm is compensated, or as our officer, for which no compensation is currently being paid; and

▪
Disputes may arise with M.M. Membrado, PLLC as to the extent and/or the quality of services performed by it, including without limitation any disputes as to fees actually owed and/or disputes regarding potential indemnification of us by M.M. Membrado, PLLC for civil damages and/or regulatory fines incurred by us as a result of or otherwise in connection with any proceeding in which our liability arises out of any errors, omissions or misconduct allegedly or actually committed by M.M. Membrado, PLLC in the performance of its services.

Although we believe that (i) the rates that we are currently paying for legal services to M. M. Membrado, PLLC are consistent with what we would pay for services from a comparable firm in an arms-length transaction, (ii) that Mr. Membrado can effectively manage any overlap in services in such a way so as to avoid any inappropriate charges to our account, and (iii) that the potential for any disputes with M.M. Membrado, PLLC is more than offset by the practical advantages we currently obtain in being able to have Mr. Membrado’s firm serve as legal counsel, there can be no assurance that the actual and potential conflicts of interest which currently exist will not directly or indirectly result in potentially adverse economic consequences to our shareholders at some time in the future.

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

There is intense competition for those private companies suitable for a merger transaction of the type we are pursuing.

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

Future success is highly dependent on our ability to locate and attract a suitable business combination.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity, including, if applicable, Securlinx. While management intends to seek business combination(s) with entities having established operating histories to the extent that the Pending Merger is not consummated, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, including the Pending Merger, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our reasonable control.

Other than the Pending Merger, we have no existing agreement for a business combination or other transaction.

Other than in connection with the Pending Merger, there is not currently in place any arrangement, agreement or understanding involving the Company with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity. To the extent that the Pending Merger is not consummated, no assurances can be given that we will successfully identify and evaluate suitable alternative business opportunities or that, in any event, we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for purposes of evaluation. We cannot guarantee that we will be able to negotiate and/or consummate a business combination, including the Pending Merger, on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our management devotes only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, our management devotes no more than a few hours per week in total to the Company’s affairs. Our officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies without previously prepared and/or audited financial statements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the company involved. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain within a certain time frame the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act remain applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management does not believe that we are subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”) since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If this were to occur, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. To date, we have obtained no formal determination from the SEC as to our status under the Investment Company Act and could, therefore, be determined at some later date to be an unregistered investment company, which could subject us to significantly heightened regulatory requirements that would likely, in the aggregate, have material adverse consequences on our business.

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

If we are unable to consummate the Pending Merger, we may not be able to structure a business combination to which we become a party in such a way as to result in tax-free treatment for the parties involved, which could deter third parties from entering into certain business combinations with us or result in us or our shareholders being taxed on consideration received in such a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. Although we intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity, including the Pending Merger, there can be no assurance that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

We have not conducted or otherwise obtained any market research regarding potential business opportunities, which may affect our ability to identify a business to merge with or acquire.

To date, we have neither conducted nor obtained from others results of market research concerning prospective business opportunities. Other than the Pending Merger, we have no assurances, as a result, that market demand exists for a merger or acquisition as contemplated by us. Also other than the Pending Merger, our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There can be no assurance that we will be able to acquire a business opportunity on terms favorable to us, including the Pending Merger. Decisions as to which business opportunity we will participate will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Risks Associated with Our Common Stock

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

No sale of our shares of common stock have ever been registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and we thereafter file a registration statement under the Securities Act. Therefore, outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Until recently, and still with certain restrictions, shares of common stock could not be sold under the exemptions from registration provided by Rule 144 (“Rule 144”) under or Section 4(1) of the Securities Act in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of Common Stock also may be prohibited without registration under federal securities laws.  The SEC recently changed certain aspects of the Wulff Letter and these changes apply to our stockholders.  Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a merger or other transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

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

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in so-called private investment in public equity (“PIPE”) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. SEC staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration, or such time as substantially all securities registered in the first registration are sold, before filing a subsequent registration on behalf of the same investors. Since, following a merger or business combination, we may have few or no tradable shares of common stock outstanding, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, though SEC staff members have at times indicated a willingness to consider a higher percentage in connection with registrations following mergers with shell companies such as would be the case with the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cutback of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us, including the Pending Merger, may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors currently has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination, or otherwise, dilution to the interests of our then existing stockholders will occur and the rights of the holders of common stock may be materially and adversely affected.

Our stockholders may have a minority interest in the Company following a business combination.

As is the case with the Pending Merger, if we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our common stock to the stockholders of such company as consideration for merging with us, our stockholders would likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors and effectively control our Company.

Because weare likely to complete a business combination through a so-called “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Since our business plan contemplates a privately-held business combining with us to become public through a so-called “reverse merger,” securities analysts of major brokerage firms are unlikely to provide coverage of our Company because there will be no incentive for them to recommend the purchase of our common stock. For this reason, no assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Although we are a reporting company, our stock is not listed or traded on any securities exchange or quotation service and will be not for the indefinite future.

While our common stock is currently registered as a class and we are a reporting company under the Exchange Act, it will not be until our common stock is listed on a securities exchange or quotation service that our common stock will be publicly trading. Because it is highly unlikely for an active trading market to develop in any security without it first being listed on a securities exchange or quotation service, it is highly unlikely that an active trading market will ever develop for our common stock before it is listed on a securities exchange or quotation service, which cannot be assured. Failure to develop or maintain an active trading market will restrict liquidity and generally have a negative effect on the value of a security. We do not expect that a listing for our common stock on any securities exchange or quotation service will be pursued, or that a market will be made in our common stock, unless and until we consummate a business combination with a private operating company, including, as applicable, the Pending Merger.

We cannot assure you that our common stock will ever be listed on one of the national securities exchanges.

To the extent that we consummate a business combination, including the Pending Merger, we may seek the listing of our common stock on NASDAQ (Global or Capital Markets) or the American Stock Exchange, either immediately or after some period of time. There can be no assurance, however, that we will be able to meet the initial listing standards of either of those or any other stock exchange at such time, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, including as applicable the Pending Merger, until our common stock is listed on one of the national stock exchanges, for which there can be no assurance, we expect that our common stock would be eligible to trade on the OTC Bulletin Board (the “OTCBB”). The OTCBB, however, is not an exchange and, because obtaining accurate quotations as to the market value of a given security on the OTCBB is not always possible, and because trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a national exchange (including NASDAQ Global Select, Global, or Capital Markets), sellers of securities traded on the OTCBB are likely to have more difficulty disposing of their securities than sellers of securities that are listed on a national exchange.

We cannot assure you that following a business combination with an operating business, our common stock will not be subject to the “penny stock” regulations, which would likely make it more difficult to sell.

To the extent that we consummate a business combination, including as applicable the Pending Merger, and our common stock becomes listed for trading on a quotation service, our common stock may constitute a “penny stock,” which generally is a stock trading under $5.00 and that is not registered on a national securities exchange (including NASDAQ). The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

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

Because most institutional investors will generally only invest in securities that are followed by one or more securities analysts from major securities brokerage firms, and the involvement of institutional investors is generally considered to be an important factor in achieving strong aftermarket support and trading volume for a given security in the public markets, obtaining research coverage from one or more securities analysts from major securities brokerage firms is, in turn, believed by many to be an important factor in achieving strong aftermarket support and trading volume for a given security in the public markets. Analyst coverage from major securities brokerage firms, however, is extremely unusual for companies that are not relatively large, have not completed an initial public offering (an “IPO”), are not candidates for a registered secondary offering, and/or are not listed on NASDAQ, AMEX or the New York Stock Exchange. To the extent that we consummate a business combination, including as applicable the Pending Merger, and our common stock becomes listed for trading on the OTCBB or another quotation service, and because we are unlikely to meet any of these criteria, our common stock is unlikely to receive securities analyst research coverage from any major securities brokerage firms, and we cannot assure you that the lack of any such research coverage will not have an adverse affect at such time on the trading price of our common stock.

If you require dividend income, you should not rely on an investment in our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested for the indefinite future into furthering the pursuit of our business objectives.

We may engage in a transaction to cause us to repurchase shares of our common stock from existing stockholders.

In order to provide an interest in the Company to a third party, we may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of common stock held by existing stockholders. As a result of such transaction(s), our management, stockholder(s) and board members may change.

Our board of directors has broad authorization to issue preferred stock .

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of our common stock. Under certain circumstances, the preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention of issuing any shares of preferred stock, except potentially in connection with the Pending Merger, there can be no assurance that we will not do so in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We neither rent nor own any property. We currently utilize the office space and equipment of M.M. Membrado, PLLC, a law firm the sole principal of which is Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole Director, on a month-to-month basis at no cost. Although there can be no assurance that such arrangement will continue indefinitely, we have no reason to believe at this time that any change in such arrangement that would require us to secure alternative office space is likely to occur in the foreseeable near-term. If we were to have to lease our own office space, the cost associated with doing so would likely be material to us, require additional capital resources, and have a material adverse effect on our liquidity and results of operations.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is not currently trading publicly on any stock exchange or over-the-counter quotation service. We are not aware of any market activity in our common stock since the date of our organization through the date of this filing.

(b) Holders

As of August 28, 2008, there were two holders of record of a combined total of 5,000,000 shares of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate short-term earnings. Given the Pending Merger, we have curtailed for the time being our efforts in seeking out alternative target companies with which to combine. However, to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we will not restrict our potential candidate target companies to any specific business, industry or geographical location and may, as a result, acquire any type of business.

To date, the analysis of new business opportunities has been undertaken by or under the supervision of Michael M. Membrado, our sole officer and director. Until such time as we entered into the Merger Agreement, we had had unrestricted flexibility in seeking, analyzing and participating in potential business opportunities, and, in the event that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we expect to enjoy the same unrestricted flexibility. In our efforts to analyze potential acquisition targets, we had considered, and will continue to consider to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, the following kinds of factors:

(a)   Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)   Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)   Strength and diversity of management, either in place or scheduled for recruitment;

(d)   Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)   The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(f)   The extent to which the business opportunity can be advanced;

(g)   The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)   Other relevant factors.

In applying the foregoing criteria, no one of which is controlling, our management has and will continue, to the extent the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, to attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, if the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we may not discover or adequately evaluate adverse facts about the target company with which we pursue a combination.

Form of Business Combination

To the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, the manner in which we may participate in any given opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the negotiating strength we have relative to the other parties involved.

To the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, it is likely that we will participate in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that, in certain circumstances, one of the primary factors for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) is whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, which is likely but by no means assured, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Depending upon the relative negotiating strength of the parties, prior stockholders may, in fact, retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction, including the Pending Merger. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by our stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by our stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of our outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. As is the case with the Pending Merger, management is likely to seek to structure any such transaction so as not to require stockholder approval, an objective often accomplished through the establishment and use of a special-purpose acquisition subsidiary.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to pursue or otherwise participate in a specific business opportunity, the costs then previously incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, including the Pending Merger, the failure to consummate that transaction may result in our loss of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees unless and until we consummate a business combination.

The Pending Merger

On August 18, 2008, we entered into the Merger Agreement with each of Securlinx Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of the Company that was incorporated on July 29, 2008 (the “Company Subsidiary”), Securlinx Holding Corp. (“Securlinx”), and Barry L. Hodge, the President and Chief Executive Officer of Securlinx (“Mr. Hodge”). Securlinx is a Morgantown, West Virginia based private development-stage operating company with certain exclusive rights to various biometric related proprietary technologies; Mr. Hodge is the founder, President and Chief Executive Officer. Securlinx is focused on becoming the leading technical and tactical facilitator of biometrics identification and access control systems that serve domestic and international law enforcement, government, and commercial interests. It’s products are middleware interface components and related data storage software used in association with all types of biometric identification, secure access control, surveillance, and document control systems that enable users to deploy any combination of facial recognition, fingerprint and other biometric applications in a single networked solution and that further enable the sharing and consolidation of secure biometric databases and associated data from other sources. The market segments served by these middleware and related systems include physical access control and related authentication, surveillance/monitoring, and computer/data security.

Upon the terms and subject to the conditions set forth in the Merger Agreement, upon consummation of the Pending Merger, the Company Subsidiary will be merged with and into Securlinx and the separate corporate existence of the Company Subsidiary will cease with Securlinx continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. The consideration to be paid by the Company in connection with the Merger shall be the issuance by the Company of (A) a number of common shares such that, collectively, the total number of shares of common stock outstanding immediately following consummation of the Merger would equal five percent (5%) of the sum of (i) the number of shares of the Company then outstanding, plus (ii) the number of shares of Securlinx common stock then outstanding on a fully-diluted basis, and (B) such other (non common stock) securities of Securlinx as shall be effectively equivalent in terms of rights, preferences and privileges as those outstanding as of the consummation of the Merger (collectively, the “Merger Securities”). To the extent, therefore, that the Merger is consummated, a change of control of the Company shall have occurred.

Among other conditions, consummation of the Merger is subject to (i) Securlinx shareholder approval based on a recommendation by the Securlinx board of directors to its stockholders to vote in favor of the transaction following preparation and delivery of an appropriate proxy statement, and (ii) no more than 20% of Securlinx dissenting shareholders exercising their rights of appraisal.

In accordance with its terms, the Merger Agreement may only be terminated by Securlinx if (i) Securlinx’s stockholders shall have failed to duly approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by Securlinx with certain of its obligations, or (ii) we breach any representation, warranty, covenant or agreement on our part contained in the Merger Agreement which breach is not curable by us through our best efforts and for so long as we continues to exercise such best efforts.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement itself.

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

Comparison of Fiscal Periods Ended May 31, 2008 and May 31, 2007

Operational Expenses

Total operating expenses were $24,004 for the fiscal period from August 14, 2006 (inception) through May 31, 2007. Total operating expenses were $23,418 for the fiscal year ended May 31, 2008. In each of these years, these expenses constituted professional and related fees.

We incurred a net loss of $24,321 for the fiscal period from August 14, 2006 (inception) through May 31, 2007 and a net loss of $49,034 for the period from August 14, 2006 (inception) through May 31, 2008. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

Due to the fact that we have had no operations to date from which we derive any revenues, prior to May 7, 2008 and extending back to August 14, 2006 (inception), we had been dependent on loans from existing stockholders’ to fund our working capital needs. Prior to May 31, 2008, we had borrowed a total of $32,100 from a single shareholder. Although, to date, we have generated no revenues at all from operations, and we do not expect to generate any revenues from operations absent a merger or other combination with an operating company, as part of the Pending Merger and pursuant to the terms of the Merger Agreement, Securlinx agreed to pay, from and after August 18, 2008, our reasonable legal, accounting, independent auditing, and EDGARization service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after the date of the Merger Agreement through the earlier of (i) the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger. Given that these expenses are the only material expenses that we reasonably expect to incur until such time as the Pending Merger is consummated, and assuming this obligation is consistently honored by Securlinx, we believe that that the overwhelming majority of our working capital needs will be met through this arrangement until the Pending Merger is consummated, to the extent that this at some point occurs. If the Merger Agreement is terminated for any reason, or Securlinx fails to honor the obligation under the terms of the Merger Agreement, and, in any event, if there is a deficiency in our working capital needs beyond those amounts which Securlinx is obligated to pay, it is management’s belief that it will become necessary to fund our working capital needs once again through loans from stockholders, or possibly from the sale of equity or debt securities to unrelated parties. Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to us at or about the time it may be required, either on terms favorable to us or at all. And although as of the date hereof, our management has been told by Securlinx management that Securlinx has adequate financial resources to meet its obligations in the near-term, Securlinx currently is a development-stage company in a highly capital-intensive industry with a poor credit-rating, and there can be no assurance of its ability to meet its obligations to us in accordance with the terms of the Merger Agreement.

At May 31, 2008, we had cash of $1,046 and a working capital deficit of $(48,534). This compares to cash of $1,346 and a working capital deficit of $(23,821) at May 31, 2007. At May 31, 2008, our only assets consisted of $1,046 in cash.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and to negotiate the Pending Merger. No revenue from operations has been generated by the Company since August 14, 2006 (inception) to May 31, 2008. It is highly unlikely the Company will have any revenues from operations unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. In this regard, any revenue we derive from Securlinx’s obligation to pay certain of our operating expenses as described under Liquidity and Capital Resources above is not considered revenue from operations.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger. For this period, such expenses amounted to $47,422. This is comprised of $24,004 in such expenses for the period from August 14, 2006 (inception) to May 31, 2007 and the amount of $23,418 in such expenses for the fiscal year ended May 31, 2008.

Since August 14, 2006 (inception), interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made. For this period, such expense amounted to $1,612. This is comprised of $317 in interest expense for the period from August 14, 2006 (inception) to May 31, 2007 and an additional $1,295 in interest expense for the fiscal year ended May 31, 2008. The increase year over year is due primarily to the graduating amount of the balance over time.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning November 30, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets (Audited) as of May 31, 2008 and May 31, 2007	F-2

Statements of Operations (Audited) for the Period Ended May 31, 2008, for the Period Ended May 31, 2007, and for the Period from Inception (August 14, 2006) through May 31, 2008	F-3

Statement of Changes in Stockholders’ Deficit (Audited) for the Period from Inception (August 14, 2006) through May 31, 2008	F-4

Statements of Cash Flows (Audited) for the Year Ended May 31, 2008, for the Period from Inception (August 14, 2006) to May 31, 2007, and for the Period from Inception (August 14, 2006) through May 31, 2008
F-5

Notes to Audited Financial Statements	F-6 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GCA II Acquisition Corp.

We have audited the accompanying balance sheets of GCA II Acquisition Corp. (A Development Stage Company) as of May 31, 2008 and 2007 and the related statements of operations, stockholders' deficit and cash flows for the years ended May 31, 2008 and 2007 and for the period from August 14, 2006 (Inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GCA II Acquisition Corp. (A Development Stage Company) as of May 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended May 31, 2008 and 2007 and for the period from August 14, 2006 (Inception) to May 31, 2008, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue since inception on August 14, 2006 and has incurred net losses of $49,034 since inception through May 31, 2008. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP

New York, New York
August 22, 2008

GCA II ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS

	May 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,046	$1,346
Total current assets	$1,046	$1,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$15,868	$9,850
Notes payable to a stockholder, including accrued interest of $1,612 and $317 at
May 31, 2008 and 2007, respectively	33,712	15,317
Total current liabilities	49,580	25,167

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at May 31, 2008 and 2007	500	500
Deficit accumulated during the development stage	(49,034)	(24,321)

Total stockholders' deficit	(48,534)	(23,821)

Total liabilities and stockholders' deficit	$1,046	$1,346

See accompanying notes to financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended May 31, 2008	From August 14, 2006 (Inception) to May 31, 2007	For the period from August 14, 2006 (Inception) to May 31, 2008

Operating expenses:
Selling, general, and administrative expenses	$23,418	$24,004	$47,422

Other expense:
Interest expense-related party	1,295	317	1,612

Net loss	$(24,713)	$(24,321)	$(49,034)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000

See accompanying notes to financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From August 14, 2006 (Inception) to May 31, 2008

			Accumulated Deficit During
	Common Stock		the Development
	Shares	Amount	Stage	Total

Opening balance, August 14, 2006 (Inception)	-	$-	$-	$-
Issuance of common stock for cash	5,000,000	500	-	500
Net loss	-	-	(24,321)	(24,321)
Ending balance, May 31, 2007	5,000,000	500	(24,321)	(23,821)

Net loss	-	-	(24,713)	(24,713)
Ending balance, May 31, 2008	5,000,000	$500	$(49,034)	$(48,534)

See accompanying notes to financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended May 31, 2008	From August 14, 2006 (Inception) to May 31, 2007	For the period from August 14, 2006 (Inception) to May 31, 2008
Cash flows from operating activities:
Net loss	$(24,713)	$(24,321)	$(49,034)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	1,295	317	1,612
Decrease in accounts payable and accrued expenses	6,018	9,850	15,868

Net cash used in operating activities	(17,400)	(14,154)	(31,554)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	17,100	15,000	32,100
Proceeds from issuance of shares of common stock	-	500	500

Net cash provided by financing activities	17,100	15,500	32,600

Net increase (decrease) in cash	(300)	1,346	1,046

Cash, beginning of period	1,346	-	-

Cash, end of period	$1,046	$1,346	$1,046

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2007

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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $24,713 for the year ended May 31, 2008. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the year ended May 31, 2008 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2007

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies - Continued

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at May 31, 2008.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at May 31, 2008 consisted primarily of accrued professional fees.

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

At May 31, 2008, the Company issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $1,612 at May 31, 2008.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning November 30, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies - Continued

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies - Continued

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2007

Note 4 - Income Tax

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses the accrual basis for preparing their financials, and the cash basis for preparing their tax returns. At May 31, 2008, the Company has no net operating losses for federal income tax purposes. Significant components of the net deferred taxes, at May 31, 2008 and 2007 are as follows:

Deferred tax assets:	2007	2006
Capitalized start-up costs	$12,582	$5,644
Accruals not currently deductible	6,970	4,054
Less valuation allowance	(19,552)	(9,698)
Total net deferred tax assets:	$-	$-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $19,552 and $9,698 at May 31, 2008 and 2007, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

The federal statutory tax rate reconciled to the effective tax rate during 2007 and 2006 is as follows:

	2007	2006
Tax at U.S. statutory rate:	35.0%	35.0%
State tax rate, net of federal benefits	4.9	4.9
Change in valuation allowance	(39.9)	(35.9)
Effective tax rate	0.0%	0.0%

Note 5 - Subsequent Events

On August 18, 2008, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with each of Securlinx Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of the Company that was incorporated on July 29, 2008 (the “Company Subsidiary”), Securlinx Holding Corp. (“Securlinx”), and the President and Chief Executive Officer of Securlinx. Securlinx is a Morgantown, West Virginia based private development-stage operating company with certain exclusive rights to various biometric related proprietary technologies. Securlinx is focused on becoming the leading technical and tactical facilitator of biometrics identification and access control systems that serve domestic and international law enforcement, government, and commercial interests. It’s products are middleware interface components and related data storage software used in association with all types of biometric identification, secure access control, surveillance, and document control systems that enable users to deploy any combination of facial recognition, fingerprint and other biometric applications in a single networked solution and that further enable the sharing and consolidation of secure biometric databases and associated data from other sources. The market segments served by these middleware and related systems include physical access control and related authentication, surveillance/monitoring, and computer/data security. To date, Securlinx revenues have been nominal and it has never been profitable.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2007

Note 5 - Subsequent Events - Continued

Upon the terms and subject to the conditions set forth in the Merger Agreement, upon consummation of the pending merger (the “Pending Merger”), the Company Subsidiary will be merged with and into Securlinx and the separate corporate existence of the Company Subsidiary will cease with Securlinx continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. The consideration to be paid by the Company in connection with the Pending Merger shall be the issuance by the Company of (A) a number of common shares such that, collectively, the total number of shares of common stock held by former Securlinx stockholders on a fully diluted basis is equal to 95% of the total outstanding common stock of the Company immediately following consummation of the Pending Merger, and (B) such other (non common stock) securities as shall be effectively equivalent in terms of rights, preferences and privileges as those that Securlinx had outstanding immediately prior to consummation of the Pending Merger (collectively, the “Merger Securities”). To the extent, therefore, that the Merger is consummated, a change of control of the Company shall have occurred.

Among other conditions, consummation of the Pending Merger is subject to (i) Securlinx shareholder approval of the Pending Merger based on a recommendation by the Securlinx board of directors to its shareholders to vote in favor of the transaction, (ii) no more than 20% of Securlinx dissenting shareholders exercising their rights of appraisal, (iii) Securlinx delivering to the Company an opinion of counsel that the Pending Merger will qualify as a tax-free reorganization, (iv) the filing by the Company and mailing to Company shareholders of a Schedule 14f information statement followed by a statutorily mandated 10 day waiting period thereafter, (v) the Company, at the expense of Securlinx, having procured directors and officers liability insurance coverage in an aggregate amount satisfactory to the Company from a carrier rated A++XV by A.M. Best & Company (or otherwise satisfactory to the Company), and (vi) Securlinx receiving resignations of each of the officers of the Company, effective in each case as of the closing of the Pending Merger.

In accordance with its terms, the Merger Agreement may only be terminated unilaterally by Securlinx if (i) Securlinx’s stockholders shall have failed to duly approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by it with certain of its obligations, or (ii) the Company breaches any representation, warranty, covenant or agreement on its part contained in the Merger Agreement that is not curable by the Company through its best efforts and for so long as the Company continues to exercise such best efforts.

Among other provisions, the Merger Agreement contains a liability provision pursuant to which the Company (post-merger) and the Chief Executive Officer shall have full and complete direct and primary joint and several liability for any and all amounts for which any officer or director of the Company is otherwise found to be liable in connection with any actions arising, directly or indirectly, out of the offering by the Company of the Merger Securities. It also contains an indemnification provision pursuant to which the Company and the Chief Executive Officer shall jointly and severally indemnify, defend and hold harmless each officer, director or employee of the Company as of the closing of the Pending Merger against all amounts that are paid in settlement of or in connection with any claim or proceeding that is based in whole or in part on, or which arises in whole or in part out of, the fact that such individual is or was a director, officer or employee of the Company, and pertaining to any matter existing or occurring, or any acts or omissions occurring, at or prior to the closing of the Merger. In addition, and in accordance with the Merger Agreement, it was agreed that, because irreparable damage would occur in the event any provision of the Agreement was not performed in accordance with the terms thereof, in addition to other remedies, each of the parties will be entitled to specific performance.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2007

Note 5 - Subsequent Events - Continued

In accordance with certain provisions of the Merger Agreement, Securlinx shall pay all of the reasonable legal, accounting, independent auditing, and EDGARization service fees and expenses of the Company associated with the preparation and filing of any and all required reports to be filed under the Exchange Act from and after the date of the Merger Agreement through the earlier of the closing of the Pending Merger or the termination of the Merger Agreement. In addition, Securlinx shall pay the reasonable legal, accounting, independent auditing, and EDGARization/printing service fees of the Company in connection with the Pending Merger including without limitation all related federal and state securities law compliance associated with the Pending Merger. To date, accounting, independent auditing, and EDGARization service fees have constituted the overwhelming majority of material operating expenses of the Company, and it is expected that, going forward until such time as the Merger shall be consummated, if at all, these same items of expense, as well as legal fees, shall constitute the overwhelming majority of material operating expenses. As part of the provisions in the Merger Agreement relating to Securlinx’s agreement to pay these fees and expenses, the Company has been granted the authority, within its discretion, to employ as legal counsel M.M. Membrado, PLLC, an affiliate of its Chief Executive Officer, the record holder of 2,500,000 shares of the Company common stock (representing 50% of the total outstanding Company capital stock) and currently the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2008, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 31, 2008, and other than the adoption of a formal written statement of accounting policies and procedures, a formal written Board of Directors’ financial reporting matters charter, a formal written statement of disclosure policies and procedures, a formal written code of business conduct and ethics, and a formal written statement of whistleblower policies and procedures, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of May 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

There are no items requiring disclosure hereunder.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended May 31, 2008:

Name	Age	Position	Term
Michael M. Membrado	46	President, CEO, CFO, Secretary, Treasurer, Director	August 14, 2006 through Present

Michael M. Membrado, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. Mr. Membrado has served as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company since its inception. Mr. Membrado is currently a practicing attorney in the law firm of M.M. Membrado, PLLC, a boutique firm in New York that focuses exclusively on corporate finance, securities, M&A and related transactional matters for small to mid-size private and public companies. He has been a principal in this firm, as well as a predecessor firm, Membrado & Montell, LLP, since 2000. Prior to that, he was the corporate securities partner in the New York law firm now known as Tarter, Krinsky & Drogin, LLP. In addition to serving as principal in M.M. Membrado, PLLC, Mr. Membrado is also currently the Managing Director and sole principal of Greyline Capital Advisors, LLC, a corporate finance consulting firm. Additionally, Mr. Membrado serves as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director of each of GCA I Acquisition Corp., which is a blank check SEC reporting company.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended May 31, 2008 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

As of May 31, 2008, we adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which Code of Business Conduct and Ethics is filed with this Annual Report on Form 10-K as Exhibit 14.1.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our board of directors acts as our audit committee. We do not have a qualified financial expert at this time because we have insufficient financial resources to hire such an individual. Although there can be no assurance, it is expected that, at or following the time of a business combination with an operating company, we will be able to identify and retain a qualified financial expert to serve in this capacity.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended May 31, 2008.

Name and Position	Year	Total Compensation
Michael M. Membrado, President, CEO, CFO, Secretary, Treasurer, Director	2008	None
	2007	None

Employment Agreements

The Company is not currently a party to any employment agreements.

Director Compensation

We do not currently pay any fees or expenses to our directors in relation to their attendance at board meetings or otherwise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following tables set forth certain information as of August 28, 2008 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	N/A	-0-

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	-0-	N/A	-0-

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information as of August 28, 2008 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

(1)  Mr. Membrado is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and 407(a) of Regulation S-K.

Loans from Stockholders

As of May 31, 2008, Jennifer Lee, one of our major stockholders, had loaned to us a total of $32,100 in principal pursuant to seven unsecured promissory notes as follows:

Date of Note	Due Date	Interest Rate	Unpaid Balance	Collateral

09-25-06	(*)	4.75APR	$4,000	N/A
10-20-06	(*)	4.75APR	$4,000	N/A
12-18-06	(*)	4.75APR	$2,500	N/A
04-30-07	(*)	4.75APR	$4,500	N/A
06-29-07	(*)	4.75APR	$3,600	N/A
08-15-07	(*)	4.75APR	$5,500	N/A
11-13-07	(*)	4.75APR	$8,000	N/A

(*) On or before the first day that we receive gross proceeds from any one or more equity investments in the aggregate amount of at least $250,000.

The interest rate at which such loans have been made are not believed to exceed rates that would otherwise be available to us. The promissory notes reflecting these loan obligations carry no rights of conversion.

Legal Representation

M.M. Membrado, PLLC, a corporate and securities law firm and an affiliate of Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the record holder of 50% of our outstanding Common Stock, is currently acting as our legal counsel and has been doing so since inception. Because of a significant increase in the legal services needs of the Company at this point in time given the Pending Merger, however, and as of August 18, 2008, the Company will be paying M.M. Membrado, PLLC on an hourly basis at rates up to $400/hr. for such services pursuant to a formal engagement, which, prior to August 18, 2008, had not been the case. As of August 24, 2008, M.M. Membrado had accrued approximately $2,060 in unbilled legal fees pursuant to such engagement.

Certain economic and other conflicts of interest are now inherent in Mr. Membrado’s concurrent roles as principal in M.M. Membrado, on the one hand, and President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole Director of the Company, on the other, which conflicts include but may not be limited to the following:

▪
despite Mr. Membrado’s existing role as advocate and fiduciary of the Company through his role as legal counsel, it is in Mr. Membrado’s personal best economic interests to cause us to become obligated to, and to actually, pay to his firm as much as possible in the form of cash fees and/or other compensation;

▪
the services of M.M. Membrado, PLLC, as legal counsel, and Mr. Membrado’s roles as President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer of the Company may, of practical necessity, overlap to some degree, thereby resulting in a lack of precise clarity as to whether Mr. Membrado is acting at any given time in his capacity as legal counsel, for which his firm is compensated, or as our officer, for which no compensation is currently being paid; and

▪
Disputes may arise with M.M. Membrado, PLLC as to the extent and/or the quality of services performed by it, including without limitation any disputes as to fees actually owed and/or disputes regarding potential indemnification of us by M.M. Membrado, PLLC for civil damages and/or regulatory fines incurred by us as a result of or otherwise in connection with any proceeding in which our liability arises out of any errors, omissions or misconduct allegedly or actually committed by M.M. Membrado, PLLC in the performance of its services.

Although we believe that (i) the rates that we are currently paying for legal services to M. M. Membrado, PLLC are consistent with what we would pay for services from a comparable firm in an arms-length transaction, (ii) that Mr. Membrado can effectively manage any overlap in services in such a way so as to avoid any inappropriate charges to our account, and (iii) that the potential for any disputes with M.M. Membrado, PLLC is more than offset by the practical advantages we currently obtain in being able to have Mr. Membrado’s firm serve as legal counsel, there can be no assurance that the actual and potential conflicts of interest which currently exist will not directly or indirectly result in potentially adverse economic consequences to our shareholders at some time in the future.

Office Space

We utilize the office space and equipment of M.M. Membrado, PLLC, a law firm in which Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole director, is the principal, at no cost on a month-to-month basis. While the value of the arrangement may be material to us, the cost associated with securing satisfactory alternative arrangements could be substantially less and potentially immaterial.

Director Independence

We are not currently subject to the listing requirements of any national securities exchange. The listing standards of the national securities exchanges require that a company’s board of directors consist of a majority of directors who are independent as defined by the Sarbanes-Oxley Act of 2002 and as defined by applicable listing standards, and that the audit committee of the board of directors must consist of at least two members, both of whom are independent. Similarly, the compensation and nominating committees of company boards of directors must also consist of independent directors. As of August 28, 2008, Michael M. Membrado was our sole director. Given Mr. Membrado’s executive positions with the Company, he does not qualify as “independent”. While we expect in the future to identify qualified and willing individuals to serve as additional independent directors, initiatives aimed at this objective have not yet begun, and there can be no assurance that we will be able to appoint an additional director who will satisfy applicable independence requirements. For so long as we remain unable to appoint an additional independent director to our board, we will be unqualified to list any of our capital stock on a national securities exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as the Company’s independent registered public accounting firm from August 14, 2006 (inception) through May 31, 2008.

	FY 2008	FY 2007
Audit fees	$13,000	$18,500*
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
All other fees, including tax consultation and preparation	$—	$—

* Includes fees for the audit of the interim period ended 8-31-06 included in the company’s registration statement on Form 10-SB, and the review of quarterly financial statements.

All audit fees are approved by our board of directors. Sherb & Co., LLP did not provide any non-auditing services to us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report.

1. Financial Statements

The financial statements of GCA II Acquisition Corp. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

Balance Sheets (Audited) as of May 31, 2008 and May 31, 2007

Statements of Operations (Audited) for the Period Ended May 31, 2008, for the Period Ended May 31, 2007, and for the Period from Inception (August 14, 2006) through May 31, 2008

Statement of Changes in Stockholders’ Deficit (Audited) for the Period from Inception (August 14, 2006) through May 31, 2008

Statements of Cash Flows (Audited) for the Year Ended May 31, 2008, for the Period from Inception (August 14, 2006) to May 31, 2007, and for the Period from Inception (August 14, 2006) through May 31, 2008

Notes to Audited Financial Statements

2. Exhibits.

The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified by an asterisk (*) with a corresponding reference at the foot of the table.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006.

*3.2	By-Laws.

14.1	Code of Business Conduct and Ethics

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 2008	GCA II ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael M. Membrado
Michael M. Membrado	President, Chief Executive Officer,	August 29, 2008
Chief Financial Officer, Secretary,
Treasurer and Director