Form 10-Q
period 2008-08-31
GCA II ACQUISITION CORP
filed 2008-10-14
CIK 1379394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of October 14, 2008.

GCA II ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED AUGUST 31, 2008

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets – August 31, 2008 (unaudited) and May 31, 2008	F-1

Statement of Operations (unaudited) for the three months ending August 31, 2008, for the three months ending August 31, 2007, and for the cumulative period during the development stage from August 14, 2006 (inception) to August 31, 2008
F-2

Statement of Cash Flows (unaudited) for the three months ending August 31, 2008, for the three months ending August 31, 2007, and for the cumulative period during the development stage from August 14, 2006 (inception) to August 31, 2008
F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T. Controls and Procedures	8

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	9

Item 1A. Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended August 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2008.

GCA II ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2008	2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$668	$1,046
Other receivable	15,000	-
Total current assets	$15,668	$1,046

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$25,089	$15,868
Notes payable to a stockholder, including accrued interest of $1,993 and $1,612 at August 31, and May 31, 2008, respectively	34,093	33,712
Total current liabilities	59,182	49,580

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at August 31, and May 31, 2008	500	500
Deficit accumulated during the development stage	(44,014)	(49,034)

Total stockholders' deficit	(43,514)	(48,534)

Total liabilities and stockholders' deficit	$15,668	$1,046

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month	For the three month	For the period from
	period ending	period ending	August 14, 2006 (Inception)
	August 31, 2008	August 31, 2007	to August 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$9,599	$1,958	$57,021
Reimbursed expenses	(15,000)	-	(15,000)
Selling, general, and administrative expenses, net	(5,401)	1,958	42,021

Other expense:
Interest expense-related party	381	228	1,993

Net income (loss)	$5,020	$(2,186)	$(44,014)

Basic and diluted earnings per common share	$0.00	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000

See accompanying notes to unaudited consolidated financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three month	For the three month	For the period from
	period ending	period ending	August 14, 2006 (Inception)
	August 31, 2008	August 31, 2007	to August 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$5,020	$(2,186)	$(44,014)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	381	228	1,993
Increase in other receivable	(15,000)	-	(15,000)
Increase (decrease) in accounts payable and accrued expenses	9,221	(1,542)	25,089

Net cash used in operating activities	(378)	(3,500)	(31,932)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	-	9,100	32,100
Proceeds from issuance of shares of common stock	-	-	500

Net cash provided by financing activities	-	9,100	32,600

Net increase (decrease) in cash	(378)	5,600	668

Cash, beginning of period	1,046	1,346	-

Cash, end of period	$668	$6,946	$668

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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

Merger & Acquisition

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
August 31, 2008 and 2007

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern- Continued

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
August 31, 2008 and 2007

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern- Continued

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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $9,980, adjusted for reimbursement of legal and professional fees from Securlinx, for the three month period ending August 31, 2008. As a result, its current operations are an inadequate source of cash to fund future operations and the Company is substantially dependent on the intent and the wherewithal of Securlinx to fund its operating expenses. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the year ended May 31, 2008 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to secure the payment of its operating expenses by Securlinx and to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. In the event the Company cannot secure payments from Securlinx, the Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

The results for the period ended August 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2008.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
August 31, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements present the results of operations of its wholly-owned subsidiary for the period from April 23, 2008 to May 31, 2008. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from accounts receivable.

At August 31, 2008, the Company's other receivable is entirely due from an acquisition target, which is located in the United States.

Other Receivable and Reimbursements

Other receivable consists of administrative expenses incurred by the Company and reimbursable by an acquisition target. The matching reimbursement is recorded as a contra-expense in the accompanying financial statements.

The Company recognizes the corresponding other receivable when it believes that collectibility is reasonably assured. Subsequent to August 31, 2008, the Company received $15,000 from the acquisition target. Accordingly, during the three-month period ended August 31, 2008, the Company recognized $15,000 as reimbursed expenses.

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

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at August 31, 2008.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at August 31, 2008 consisted primarily of accrued professional fees.

GCA II ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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

Note 3 - Related Party Transactions

During the three month period ending August 31, 2008, the Company incurred legal fees of $2,650 from a law firm for services rendered. The law firm is related to the Company by means of common ownership and management. At August 31, 2008, the Company owed $2,878 to such law firm.

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the Company’s sole officer and director. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

The Company’s sole officer and director is involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

At May 31, 2008, the Company issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $1,993 at August 31, 2008.

Note 4 - Stockholders’ Deficit

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of GCA II Acquisition Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Business Development

We were incorporated in the State of Delaware on August 14, 2006. Since inception, we have been engaged in organizational efforts, obtaining initial financing, and efforts to identify and consummate a possible business combination. Until we are able to acquire or merge with an existing operating company, our sole business purpose is to accomplish this objective. Although we have entered into a definitive Agreement and Plan of Merger as of August 18, 2008 (the “Merger Agreement”) with a target operating company, and have no reason to believe that this transaction (the “Pending Merger”) will not be consummated at some future date, transactions of this type generally are, and this one is, complicated and subject to many conditions that may or may not be satisfied, and there can be no assurance, as a result, that it will be completed. If the transaction is completed, it is unlikely to occur for an indeterminable number of months from the date of this quarterly report. A copy of the Merger Agreement is annexed as Exhibit 10.1 to the current report on Form 8-K filed by us on August 21, 2008.

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

We were organized as a vehicle to investigate and, if such investigation warrants, acquire or otherwise combine with a target company or business seeking the perceived advantages of being a publicly-held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate short-term earnings. Given the Pending Merger, we have curtailed for the time being our efforts in seeking out alternative target companies with which to combine. However, to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we will not restrict our potential candidate target companies to any specific business, industry or geographical location and may, as a result, acquire any type of business.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to pursue or otherwise participate in a specific business opportunity, and unless otherwise provided for, the costs then previously incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, including the Pending Merger, the failure to consummate that transaction may result in our loss of the related costs incurred.

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

In accordance its terms, the Merger Agreement may only be terminated unilaterally by Securlinx if (i) Securlinx’s stockholders shall have failed to duly approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by it with certain of its obligations, or (ii) the Company breaches of any representations, warranty, covenant or agreement on its part contained in the Merger Agreement that is not curable by the Company through its best efforts and for so long as the Cmpany continues to exercise such best efforts.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement itself, a copy of which is annexed as Exhibit 10.1 to the current report on Form 8-K filed by us on August 21, 2008.

Plan of Operation

We have not realized any revenues from operations since August 14, 2006 (inception), and our plan of operation for the next twelve months shall be to continue our efforts to locate and close a business combination with a suitable acquisition candidate. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months. It is not anticipated at present that we will experience any change in our current number of employees until such time as we may consummate a business combination.

Comparison of Fiscal Periods Ended August 31, 2008 and August 31, 2007

Operational Expenses

Total net operating expenses were $42,021 for the fiscal period from August 14, 2006 (inception) through August 31, 2008, inclusive of $15,000 in reimbursable expenses from Securlinx (see discussion in Liquidity and Capital Resources below). Total net operating expenses were $(5,401) for the three month period ended August 31, 2008, inclusive of $(15,000) in reimbursable expenses from Securlinx (see discussion in Liquidity and Capital Resources below). Comparatively, total net operating expenses were $1,958 for the three month period ended August 31, 2007. In each of these periods, these expenses constituted professional and related fees. The increase in 2008 over the previous reporting period was primarily attributable to expenses associated with the Pending Merger, the addition of legal fees, and compliance with internal controls and procedures.

We incurred a net loss of $(44,014) for the fiscal period from August 14, 2006 (inception) through August 31, 2008, a net loss of $(9,980), adjusted for reimbursable expenses of $15,000 from Securlinx for the three month period ended August 31, 2008, and a net loss of $(2,186) for the comparable three month period ended August 31, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Three Months Ended	August 14, 2006 (Inception) to
	August 31, 2008	August 31, 2008
Net cash (used) in operating activities	$(378)	$(31,932)
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$0	$32,600
Net increase (decrease) in cash and cash equivalents	$(378)	$668

Due to the fact that we have had no operations to date from which we derive any revenues, prior to August 18, 2008 and extending back to August 14, 2006 (inception), we had been dependent on loans from existing stockholders’ to fund our working capital needs. Prior to May 31, 2008, we had borrowed a total of $32,100 from a single shareholder. Although, to date, we have generated no revenues at all from operations, and we do not expect to generate any revenues from operations absent a merger or other combination with an operating company, as part of the Pending Merger and pursuant to the terms of the Merger Agreement, Securlinx agreed to pay, from and after August 18, 2008, our reasonable legal, accounting, independent auditing, and EDGARization service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after the date of the Merger Agreement through the earlier of (i) the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger including without limitation all related federal and state securities law compliance associated with the Pending Merger. Given that these expenses are the only material expenses that we reasonably expect to incur until such time as the Pending Merger is consummated, and assuming this obligation is consistently honored by Securlinx, we believe that that the overwhelming majority of our working capital needs will be met through this arrangement until the Pending Merger is consummated, to the extent that this at some point occurs. If the Merger Agreement is terminated for any reason, or Securlinx fails to honor the obligation under the terms of the Merger Agreement, and, in any event, if there is a deficiency in our working capital needs beyond those amounts which Securlinx is obligated to pay, it is management’s belief that it will become necessary to fund our working capital needs once again through loans from stockholders, or possibly from the sale of equity or debt securities to unrelated parties. Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to us at or about the time it may be required, either on terms favorable to us or at all. And although as of the date hereof, our management has obtained assurances from Securlinx management that Securlinx will be able to raise adequate financial resources to meet its obligations in the near-term, Securlinx currently is a development-stage company in a highly capital-intensive industry with a poor credit-rating, and there can be no assurance of its ability to meet its obligations to us in accordance with the terms of the Merger Agreement.

At August 31, 2008, we had cash of $668 and a working capital deficit of $(43,514). At August 31, 2008, our only assets consisted of $668 in cash and $15,000 in other receivables from Securlinx. Without the other receivables from Securlinx, our working capital deficit at August 31, 2008 would have been $(58,514).

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and to negotiate the Pending Merger. No revenue from operations has been generated by the Company since August 14, 2006 (inception) to August 31, 2008. It is highly unlikely the Company will have any revenues from operations unless it is able to effect an acquisition, or merger with an operating company, a result for which there can be no assurance. In this regard, any revenue we derive from Securlinx’s obligation to pay certain of our operating expenses as described under Liquidity and Capital Resources above is not considered revenue from operations.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger. For this period, such net expenses (after reimbursement from Securlinx of $15,000) amounted to $42,021. For the three month period ended August 31, 2008, such net expenses were $(5,401) (after reimbursement from Securlinx of $(15,000). This compares to $1,958 in such net expenses for the three month period ended August 31, 2007.

Since August 14, 2006 (inception), interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made. For this period, such expense amounted to $1,993. This is comprised of $1,612 in interest expense for the period from August 14, 2006 (inception) to May 31, 2008 and an additional $381 in interest expense for the three month period ended August 31, 2008. This compares to $228 in interest expense for the three month period ended August 31, 2007. The increase period over period is due primarily to the graduating amount of the balance over time.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2008, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006.
*3.2	By-Laws.
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

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

Dated: October 14, 2008	GCA II ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President, Chief Executive Officer, Chief Financial Officer, and Director